Form 10-Q
period 1996-03-31
SECURED EQUITY LEASING PLUS LP
filed 1996-05-30
CIK 840214

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


 _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

                                 OR

 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _____ to _____


                  Commission File Number: 0-24184

                 SECURED EQUITY LEASING PLUS, L.P.
      (Exact name of registrant as specified in its charter)

             California                           94-3075634
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)

         7677 Oakport Street
             Suite 500
         Oakland, California                         94621
 (Address of principal executive offices)         (Zip Code)

                           (510) 729-7122
                  (Registrant's telephone number)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes _X_                              No ___

          Page 1 of 10 Pages. No Exhibit Index Required.

 INDEX                                                    Page 2

 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Balance Sheets at 3-31-96 and 12-31-95                        3

 Statements of Operations for the Three Months
 Ended 3-31-96 and 3-31-95                                     4

 Statements of Cash Flows for the Three Months
 Ended 3-31-96 and 3-31-95                                     5

 Notes to Financial Statements                                 6

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                           7

 PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                   8

 Item 6.   Exhibits and Reports on Form 8-K                    8

 Part I. FINANCIAL INFORMATION                            Page 3
 Item I. Financial Statements

 Balance Sheets (in thousands)

                                         March 31,    December 31,
                                           1996          1995
                                        ___________   ____________
                                        (unaudited)

 ASSETS

 Cash and cash equivalents                  $824          $644

 Receivables from lessees, net of
 allowance for doubtful accounts
 of $4 and $0 in 1996 and 1995                26            11

 Receivable from managing agent, net          34           147

 Equipment on lease, less accumulated
 depreciation of $1,436 and $2,040
 in 1996 and 1995                            140           284

 Lease acquisition costs, net of
 accumulated amortization of $73 and
 $101 in 1996 and 1995                          0            2

 Prepaid expenses and other assets             74           19
                                           ______       ______

   Total assets                            $1,098       $1,107

 LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable and accrued liabilities     $80         $114
 Payable to general partner
 and its affiliates                             4            1
                                           ______       ______

   Total liabilities                           84          115

 Partners' capital                          1,014          992
                                           ______       ______

   Total liabilities and partners' capital $1,098       $1,107


 See notes to financial statements (unaudited).


 Statements of Operations (unaudited)                     Page 4
 (in thousands)

                                               Three Months Ended
                                                    March 31,
                                               __________________
                                                1996        1995


 REVENUES:

 Lease                                           $98        $777
 Interest                                          7           9
 Stock warrant                                    23          18
                                                ____        ____

   Total revenues                                128         804

 EXPENSES:

 Depreciation                                     33         300
 Amortization                                      1          17
 Management fees                                   3          47
 Commitment fees                                   0           3
 General and administrative                       77         137
                                                ____        ____

   Total expenses                                114         504

 INCOME BEFORE EQUIPMENT SALES                    14         300

 GAIN (LOSS) ON EQUIPMENT SALES                    8         (14)

 NET INCOME                                      $22        $286

 ALLOCATION OF NET INCOME

 General partner                                  $0          $3
 Limited partners                                 22         283
                                                ____        ____

                                                 $22        $286

 See notes to financial statements (unaudited).


 Statements of Cash Flows (unaudited)                     Page 5
 (in thousands)

                                               Three Months Ended
                                                    March 31,
                                               __________________
                                                1996        1995


 OPERATING ACTIVITIES:
 Net income                                      $22        $286
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Gain (loss) on equipment sales                 (8)         14
   Depreciation and amortization                  34         317
   Changes in assets and liabilities:
     Receivable from lessees, net                (15)          0
     Receivable from/payable to managing
       agent, net                                113        (383)
     Prepaid expenses and other assets           (54)          0
     Accounts payable and accrued liabilities    (34)         10
     Payable to general partner and
       its affiliates                              4          (1)
     Deferred revenue                              0         (50)

 NET CASH PROVIDED BY OPERATING ACTIVITIES:       62         193

 INVESTING ACTIVITIES:
 Proceeds from equipment sales                   118         243

 CASH PROVIDED BY INVESTING ACTIVITIES           118         243

 FINANCING ACTIVITIES:
 Distributions to partners                         0      (1,083)

 CASH USED BY FINANCING ACTIVITIES                 0      (1,083)

 INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            180        (647)

 CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             644       1,034

 CASH AND CASH EQUIVALENTS, END OF PERIOD       $824        $387

 See notes to financial statements (unaudited).


 NOTES TO FINANCIAL STATEMENTS                            Page 6
 (unaudited)

 Note 1. In the opinion of Secured Equity Partners, Inc. (the "general partner"), a wholly owned subsidiary of Equitec Financial Group, Inc. ("Equitec"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Secured Equity Leasing Plus, L.P. (the "Partnership") at March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months ended
 March 31, 1996 and 1995.

 Note 2. REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

 These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

 Note 3. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES

 In accordance with the Limited Partnership Agreement, the Partnership pays the general partner, its affiliates and the Managing Agent compensation for services provided to the Partnership. Amounts paid or payable were as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                               __________________
                                                1996        1995


 Reimbursement of costs:
   Accounting and administrative                 $2           $8
   Management                                    11           15
                                                ___          ___

     Net reimbursements                          13           23

 Management fees                                  3           47
 Purchase commitment fees                         0            3
                                                ___          ___

     Total                                      $16          $73


 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations

 LIQUIDITY AND CAPITAL RESOURCES

 General: During the three months ended March 31, 1996, the Partnership generated cash flow of $62,000 and $118,000 from operating activities and equipment sales, respectively. The Partnership expects that revenue from leases and equipment sales will be the primary sources of Partnership revenues for 1996, and that proceeds from equipment sales will represent an increasing percentage of total Partnership revenues as leases expire and the equipment is sold. Included in cash flow from operating activities was $23,000 in proceeds from the redemption by the Partnership of certain warrants which were obtained at the time certain lessees' leases were obtained. Proceeds from the redemption of warrants are expected to fluctuate and are not expected to be a substantial source of Partnership revenue for the foreseeable future.

 The general partner believes that the Partnership's working capital reserves at March 31, 1996, should be sufficient to meet capital and operating requirements for the foreseeable future. The general partner intends to liquidate and dissolve the Partnership as soon as practicable after the June 1996 scheduled termination of the remaining leases.

 Leases: At March 31, 1996, the Partnership owned approximately
 3% of its original equipment portfolio, all of which was on lease and generating revenue. During 1996, all leases are scheduled to expire. The Managing Agent is contacting each lessee to discuss equipment purchase options. However, there is no assurance that the lessees will purchase the equipment upon expiration of their leases. Equipment not purchased by lessees is returned to the Partnership and held in inventory for eventual sale to third parties. The sale of equipment to third parties generally results in a lower sales price than if the lessee purchases its leased equipment upon expiration of the lease.

 Warrants: At March 31, 1996, the Partnership held warrants to purchase approximately 587,088 shares of capital stock of 16 current and former lessees. It is expected that the Partnership will hold these warrants until such time as the general partner and Managing Agent determine that disposition would be advantageous for the Partnership. However, there is no assurance that the warrants or underlying shares of capital stock will acquire or retain any value. The warrants are not afforded any value on the financial statements.


 Distributions: The Partnership did not make any distributions to partners during the three months ended March 31, 1996. Through March 31, 1996, distributions paid to limited partners have totaled $51,688,000 or approximately 103.4% of original limited partner invested capital. The general partner intends to make a cash distribution to limited partners on or about May 15, 1996. No other distributions will be made until the Partnership terminates and liquidates.

 RESULTS OF OPERATIONS

 Lease revenue decreased during the three months ended March 31, 1996, compared to the corresponding 1995 period, due to lease expirations and equipment sales. Interest revenue decreased in the 1996 period compared to the 1995 period, due to lower average cash balances in 1996. The Partnership recognized $23,000 of revenue from the redemption of stock warrants for the three months ended March 31, 1996, compared to $18,000 in the corresponding 1995 period.

 Depreciation expense decreased in the 1996 period compared to the corresponding 1995 period, due primarily to equipment sales and the Partnership's use of accelerated methods of depreciation, which result in smaller deductions in the later years of equipment ownership.

 Management fees, which are directly related to lease revenues and cash flows of the Partnership as defined in the Limited Partnership Agreement, decreased during the 1996 period compared to the 1995 period. Commitment fees, which are related to average capital at risk in accordance with the Purchase Commitment, decreased during the 1996 period compared to the 1995 period. General and administrative expenses decreased during the 1996 period compared to the 1995 period, primarily as a result of reduced management services.

 A net gain on equipment sales of $8,000 was recognized during the three months ended March 31, 1996, compared to a net loss of $14,000 in the corresponding 1995 period.

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

 Neither the Partnership nor the general partner is a party to, nor are any of the Partnership's assets the subject of, any material pending legal proceedings.

 Item 6. Exhibits and Reports on Form 8-K.

 (a) Reports on Form 8-K. The Partnership did not file any reports on Form 8-K during the three months ended March 31, 1996.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SECURED EQUITY LEASING PLUS, L.P.

                               By:  SECURED EQUITY PARTNERS, INC.
                                    General Partner


 Date: May 8, 1996            By:  _/s/_ John Barnard_____________
                                   (signature)
                                   John Barnard, President, Chief
                                   Executive Officer, Chief
                                   Financial Officer (Principal
                                   Executive and Accounting
                                   Officer), and Director of
                                   General Partner